Form 10-KT
period 2003-12-31
MS STRUCTURED SATURNS SERIES 2002-8
filed 2004-03-30
CIK 1177097

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __________

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from DECEMBER 1, 2003 to DECEMBER 31, 2003

             COMMISSION FILE NUMBERS 001-16443, 001-31382, 333-64879
                                     -------------------------------


                            MS STRUCTURED ASSET CORP.
                                  ON BEHALF OF
                            SATURNS TRUST NO. 2002-8
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       13-4026700
--------------------------------------------------------------------------------
State or other jurisdiction of incorporation   (IRS Employer Identification No.)
or organization)

   1585 BROADWAY, SECOND FLOOR
   NEW YORK, NEW YORK
   ATTENTION: JOHN KEHOE                                      10036
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:      (212) 761-2520

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                  -----------------------------------------

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

SATURNS Trust No. 2002-8   (AT&T Wireless Debenture Backed )

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

         Not Applicable

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report: None

         (b) Reports on Form 8-K:

See Table Below:

-------------------------------------------------------------------------------------------------------------------
 SATURNS Trust No.:       Closing Date             Payment Dates             Form 8-K Filing Dates (Not Trust
                                                                           Agreement Filings in connection with
                                                                                       Closing Date)

                                                                          For Transition Period from December 1,
                                                                                 2003 to December 31, 2003

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
2002-8                7/11/02              March 1 and September 1       None filed this period

-------------------------------------------------------------------------------------------------------------------

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

         Date:  March 30, 2004

                                              MS STRUCTURED ASSET CORP.
                                              (Registrant)



                                              By:      /s/ JOHN KEHOE
                                                 -------------------------------
                                              Name:    John Kehoe
                                              Title:   Vice President
                                              Date:    March 30, 2004